Form 10-Q
period 2021-09-30
Entertainment Holdings, Inc./OK
filed 2021-12-17
CIK 1875746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2021
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

ENTERTAINMENT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

———————

OKLAHOMA	000-56317	65-0844480
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

3625 Cove Point Dr., Salt Lake City, UT 84109

(Address of Principal Executive Office) (Zip Code)

(801) 209-0740

(Registrant’s telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

X	Yes	No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and emerging growth company in Rule 12b-2 of the Exchange Act.\

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	☒
Emerging Growth filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☒ Yes [ ] No

The number of shares of the issuer’s Common Stock outstanding as of December 16, 2021 is 88,992,975.

Part 1 - Financial Information

Item 1. Financial Statements.

XRX International Entertainment Holding Group, Inc.
Condensed Balance Sheets (Unaudited)

	September 30,	June 30,
	2021	2021

ASSETS

CURRENT ASSETS

Cash	$-	$-
TOTAL ASSETS	$-	$-

CURRENT LIABILITIES

Accounts payable and accrued expenses	$10,180	$10,458
Accounts payable - related party	6,033	-

Total Current Liabilities	16,213	10,458

Total Liabilities	16,213	10,458

STOCKHOLDERS' DEFICIT

Convertible preferred stock: 100,000,000 shares authorized, at $0.0001 par value, 0 issued and outstanding.	$-	$-
Common stock: 500,000,000 shares authorized, at $0.0001 par value, 88,992,975 issued and outstanding.	8,899	8,899
Additional paid-in capital	(19,357)	(19,357)
Accumulated deficit	(5,755)	-

Total Stockholders' Deficit	(16,213)	(10,458)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Condensed Statement of Operations
(Unaudited)

For the Three Months Ended
September 30,
2021

REVENUES
Revenues	$-

OPERATING EXPENSES
Professional fees	5,180
General and administrative	575
Total Operating Expenses	5,755

OPERATING LOSS	(5,755)

LOSS BEFORE INCOME TAXES	(5,755)

Provision for income taxes	-

NET LOSS	$(5,755)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	88,992,975

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Statement of Stockholders' Deficit
From Inception on June 30, 2021 Through September 30, 2021 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2021 (Inception)	88,992,975	$8,899	$(19,357)	$-	$(10,458)

Net loss for the three months ended September 30, 2021	-	-	-	(5,755)	(5,755)

Balance, September 30, 2021	88,992,975	$8,899	$(19,357)	$(5,755)	$(16,213)

The accompanying notes are an integral part of these condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Condensed Statement of Cash Flows
(Unaudited)

For the Three Months Ended
September 30,
2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,755)
Adjustments to reconcile net loss to net cash
used by operating activities:

Changes in operating assets and liabilities
Accounts payable and accrued expenses	(278)
Related parties accounts payable	6,033
Net Cash Used in Operating Activities	-

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES	-

NET CHANGES IN CASH	-
CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$-

CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX INTERNATIONAL ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

NOTE 1 – NATURE OF OPERATIONS

Our predecessor issuer was incorporated on June 15, 1998, as XRX International Entertainment Holding Group, Inc. and continued under that name until June 30, 2021.

Reorganization Activities:

Domiciliary Merger: On June 14, 2021, the predecessor issuer, XRX International Entertainment Holding Group, Inc. of Florida, completed a domiciliary merger into Traveler Holdings, Inc. of Oklahoma, with the Oklahoma company being the survivor under the name Traveler Holdings, Inc.

Holding Company Parent/Subsidiary Formation: On June 30, 2021, Entertainment Holdings, Inc. an Oklahoma Corporation became the parent/successor issuer pursuant to Section 1081(g) of the Oklahoma General Corporation Act under an executed agreement titled “Agreement and Plan of Reorganization” (“Parent Subsidiary Formation”) which was executed by Traveler Holdings, Inc. (OK), Entertainment Holdings, Inc. (OK), and Expedition Holdings, Inc. (OK). Under the terms of the Agreement, Traveler Holdings, Inc. (OK) merged into Expedition Holdings, Inc. (OK) and Traveler Holdings, Inc. (OK). ceased to exist, wherein Expedition Holdings, Inc. (OK) became the survivor and successor under Section 1088 of the Oklahoma Act, having acquired all of Traveler Holdings, Inc.’s (OK) assets, rights financial statements, obligations, and liabilities as the constituent or resulting corporation. Entertainment Holdings, Inc. (OK) became the parent and the holding company of Expedition Holdings, Inc. (OK) under the Parent Subsidiary Formation which was in compliance with Section 1081(g) of the Oklahoma General Corporation Act.

Upon consummation of the Parent Subsidiary Formation, each issued and outstanding equity of the former Traveler Holdings, Inc. (OK) was transmuted into and represented the identical equity structure of XRX International Entertainment Holding Group, Inc. (FL) that existed prior to the domiciliary change and immediately prior to the Reorganization (on a share-for-share basis) having the same designations, rights, powers and preferences, and qualifications, limitations and restrictions. Upon consummation of the Agreement, Entertainment Holdings, Inc. (OK), was the issuer since the former Traveler Holdings, Inc. (OK) equity structure was transmuted pursuant to Section 1081(g) as the current issued and outstanding equities of Entertainment Holdings, Inc. (OK). The subsidiary, Expedition Holdings, Inc. was divested on June 30, 2021 and therefore is no longer consolidated into Entertainment Holdings, Inc. The shareholders of the Company became the shareholders of the former XRX International Entertainment Holding Group, Inc. (FL).

As a result of this reorganization, the resulting reorganized Company name became Entertainment Holdings, Inc. (“XRXH”, “Company,”, “we,”, or “us”).  Our fiscal year end is June 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial statement presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

XRX INTERNATIONAL ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes ("ASC 740"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal as our "major" tax jurisdictions. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

Stock-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Under the fair value recognition provisions, stock-based compensation expense for employees and non-employees is measured at the grant date fair value on the grant date. Share-based compensation for all stock-based awards to employees and directors is recognized as an expense over the requisite service period, which is generally the vesting period.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of accounts payable – related party. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements ("ASC Topic 820"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

·	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

·

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

·	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement

XRX INTERNATIONAL ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

Recent Accounting Pronouncements

The Company has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our financial statements and related disclosures.

NOTE 3 – GOING CONCERN

The Company has not yet achieved profitable operations, has accumulated losses, has a working capital deficiency and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of September 30, 2021, our sole officer and director, G. Reed Petersen, has paid various expenses on behalf of the Company, totaling $6,033.

As the Company’s office space needs are limited at the current time, Mr. Petersen is currently providing space to the Company at no cost.

NOTE 5 - EQUITY

The total number of shares of stock which the corporation shall have authority to issue is 600,000,000 shares, of which 500,000,000 shares of $0.0001 par value shall be designated as Common Stock and 100,000,000 shares of $0.0001 shall be designated as Preferred Stock. The Preferred Stock authorized by these Articles of Incorporation may be issued in one or more series. The Board of Directors of the Corporation is authorized to determine or alter the rights, preferences, privileges, and restrictions granted or imposed upon any wholly unissued series of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation and par value of any series and to fix the numbers of shares of any series.

Common Stock and Preferred Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

We have authorized 100,000,000 shares of Convertible Preferred Stock, $0.0001 par value (the "Preferred Stock").

We designated 1,000,000 shares of Series A Convertible Preferred Stock but have no issued or outstanding Preferred Stock of the Company as of September 30, 2021.

As of September 30, 2021 there are no dividends due or payable on the Series A Convertible Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation (“Certificate”). Any and all such future terms concerning dividends shall be reflected in an amendment to the Certificate, which the Board shall promptly file or cause to be filed.  All shares of the Series A Preferred Stock shall rank pari passu with the Company’s common stock and the Series A Preferred shall have no liquidation preference over any other class of stock.

Each holder of outstanding shares of Series A Convertible Preferred Stock shall be entitled to the number of votes equal to one hundred (100) votes for each share held of record on all matters submitted to a vote of the shareholders. Except as provided by law, or by the provisions establishing any other series of Preferred Stock, holders of Series A Convertible Preferred Stock and of any other outstanding series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

Each holder of shares of Series A Convertible Preferred Stock may, at any time and from time to time, convert (an “Optional Conversion”) each of their shares of Series A Convertible Preferred Stock into one fully paid and nonassessable share of Common Stock.  In the event of a reverse split or a forward split shall occur, then in each instance the Conversion Rate shall be adjusted such that the number of shares issued upon conversion of one share of Series A Convertible Preferred Stock will equal the number of shares of Common Stock that would otherwise be issued but for such Event.

XRX INTERNATIONAL ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring from September 30, 2021 through the date these financial statements were  issued and noted there were no transactions that required disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10Q.

The Company is considered a startup company with no assets and/or capital and no material operations or income. Ongoing expenses, including the costs associated with the preparation and filing of this registration statement, have been paid for by advances from a stockholder, which are evidenced on the Company’s financial statements as accounts payable-related parties. It is anticipated that the Company will require only nominal capital to maintain its corporate viability. Additional necessary funds will most likely be provided by the Company's officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

PLAN OF OPERATION

Our plan of operations is to raise debt and/or equity to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete this series of transactions. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

Our intended budget for the next twelve months is as follows:

	Q2 3 months ended December 31, 2021	Q3 3 months ended March 31, 2022	Q4 3 months ended June 30, 2022	Q 1 3 months ended August 30, 2022	Twelve Month Total

Accounting	$3,000	$3,000	$3,000	$3,000	$12,000
General and administrative	$3,000	$3,000	$3,000	$3,000	$12,000
Miscellaneous	$500	$500	$500	$500	$2,000

Total Operating Expenses	$6,500	$6,500	$6,500	$6,500	$26,000

At this time, we have no cash on hand, and we are dependent on advances from our principal shareholder or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

As of the date of this Report we intend to engage in what we believe to be synergistic acquisitions or joint ventures with a company or companies that we believe will enhance our business plan. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. One of the benefits to our being a reporting and publicly traded company is to allow us to utilize our securities as consideration for some or all of the purchase price of these potential acquisitions. There are no assurances we will be able to consummate any acquisitions using our securities as consideration, or at all.

There are numerous things that will need to occur in order to allow us to implement this aspect of our business plan and there are no assurances that any of these developments will occur, or if they do occur, that we will be successful in fully implementing our plan.

Management will seek out and evaluate businesses for acquisition. The integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure it meets with management’s standards. Once targeted as a potential acquisition candidate, we will enter into negotiations with the potential candidate and commence due diligence evaluation, including its financial statements, cash flow, debt, location and other material aspects of the candidate’s business. If we are successful in our attempts to acquire a company or companies utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution.

In implementing a structure for a particular acquisition, we may become a party to a merger, reorganization, joint venture, asset purchase, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management and shareholders will no longer be in control of our Company.

As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an acquisition will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the acquisition candidate and our relative negotiation strength.

We will participate in an acquisition only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Depending upon the nature of the acquisition, including the financial condition of the acquisition company, as a reporting company under the Securities Exchange Act of 1934 (“34 Act “), it will be necessary for such acquisition candidate to provide independent audited financial statements. We will not acquire any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

As of the date of this Report we are not engaged in discussions with any concerning any potential merger or acquisition. We will not engage in any discussions concerning any merger or acquisition until a minimum of sixty (60) days has elapsed since the filing of this registration statement. There are no assurances that any material acquisition will occur in the future.

We believe there are certain perceived benefits to being a public company whose securities are publicly traded, including the following:

·	increased visibility in the financial community;

·	increased valuation;

·	greater ease in raising capital;

·	compensation of key employees through stock options for which there may be a market valuation; and

·	enhanced corporate image.

There are also certain perceived disadvantages to being a trading company including the following:

·	required publication of corporate information;

·	required filings of periodic and episodic reports with the Securities and Exchange Commission.

Business entities, if any, which may be interested in a combination with us may include the following:

·	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

·	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

·	a company which wishes to become public with less dilution of its securities than would occur upon an underwriting;

·	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

·	a foreign company which may wish an initial entry into the United States securities market;

·	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

·	a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a private company will normally involve the transfer to the private company of the majority of the issued and outstanding common stock of the Company, and the substitution by the private company of its own management and board of directors.

The proposed business activities described herein classify us as a “shell company”. The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations regarding the sales of securities of shell companies, as well as limitations on a shareholder’s ability to sell their “restricted” securities. Rule 144 is not available to a shareholder of a shell company unless and until the Company files a registration statement with the SEC that includes certain specific information about existing business operations of a registrant and thereafter must wait an additional one year to take advantage of that exemption from registration.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021.

Revenue

We recognized no revenue since inception through September 30, 2021..

Cost of Revenue

We recognized no cost of revenue from June 30, 2021 (inception) through September 30, 2021.

General and Administrative Expenses

During the period from June 30, 2021 (inception) through the quarter ended September 30, 2021, we incurred $575 in general, selling and administrative expenses.

Professional Fees

During the period from June 30, 2021 (inception) through the quarter ended September 30, 2021, we incurred $5,180 in professional fees.

Operating Loss

During the period from June 30, 2021 (inception) through the quarter ended September 30, 2021, we incurred an operating loss of $5,755.

Other Income (Expenses)

During the period from June 30, 2021 (inception) through the quarter ended September 30, 2021, we recognized other income (expense) of $0.

Provision for Income Tax

No provision for income taxes was recorded from June 30, 2021 (inception) through the quarter ended September 30, 2021.

Net Loss

During the period from June 30, 2021 (inception) through the quarter ended September 30, 2021, we incurred a net loss of $5,755 due to the factors discussed above.

CASH FLOW

As of September 30, 2021, we did not have any assets, operating business or other source of income, and $16,213of outstanding liabilities.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and/or equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the period ended June 30, 2021, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Three Months Ended
September 30, 2021
Net Cash from Operating Activities	$-
Net Cash from Investing Activities	-
Net Cash from Financing Activities	-
Net Change in Cash	$-

Operating Activities

During the three months ended September 30, 2021, we used $0 in our operating activities

Investing Activities

We neither generated nor used funds in investing activities during the three months ended September 30, 2021.

Financing Activities

During the three months ended September 30, 2021 we generated $0 cash from our financing activities.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $0, no assets, no operating business or other source of income.

We are now focused raising debt and/or equity financing to meet ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

CRITICAL ACCOUNTING POLICIES

All companies are required to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to our Financial Statements. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. In the event an operating business is acquired in the future, the critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of  September 30, 2021, we have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our financial statements and related disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended September 30, 2021, the Company’s listing with the OTC Markets Group was moved to the “Expert Market” which will require more investigation into the Company. Additionally, because of the change in listing, our publicly held securities at this time are not available for public viewing.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINDS.

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

EXHIBITS

Exhibit No.	Description
3(i).1	Articles of Incorporation (Oklahoma) – Victoria Lake, Inc. – 6.30.2021	Incorporated by refence (see 10-12G filed 7/30/2021)

3(i).2	Bylaws – 6.30.2021	Incorporated by refence (see 10-12G filed 7/30/2021)

3(i).3	Certificate of Designation – 6.30. 2021 – Series A	Incorporated by refence (see 10-12G filed 7/30/2021)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENTERTAINMENT HOLDINGS, INC.

Date:     December 16, 2021  /s/ Reed Petersen

                                    --------------------------------

                                       Reed Petersen

                                       President, Secretary, Treasurer and

Director