Form 10-Q
period 2021-12-31
Entertainment Holdings, Inc./OK
filed 2022-02-15
CIK 1875746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021
or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.\

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	☒
Emerging Growth filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☒ Yes [ ] No

The number of shares of the issuer’s Common Stock outstanding as of February 14, 2022 is 88,992,975.

Part 1 - Financial Information

Item 1. Financial Statements.

XRX International Entertainment Holding Group, Inc.
Condensed Balance Sheets (Unaudited)

	December 31,	June 30,
	2021	2021

ASSETS

CURRENT ASSETS

Cash	$-	$-
TOTAL ASSETS	$-	$-

CURRENT LIABILITIES

Accounts payable and accrued expenses	$13,077	$10,458
Accounts payable - related party	6,978	-

Total Current Liabilities	20,055	10,458

Total Liabilities	20,055	10,458

STOCKHOLDERS' DEFICIT

Convertible preferred stock: 100,000,000 shares authorized, at $0.0001 par value, 0 issued and outstanding.	$-	$-
Common stock: 500,000,000 shares authorized, at $0.0001 par value, 88,992,975 issued and outstanding.	8,899	8,899
Additional paid-in capital	(19,357)	(19,357)
Accumulated deficit	(9,597)	-

Total Stockholders' Deficit	(20,055)	(10,458)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	December 31,	December 31,
	2021	2021

REVENUES
Revenues	$-	$-

OPERATING EXPENSES

Professional fees	3,098	8,278
General and administrative	744	1,319
Total Operating Expenses	3,842	9,597

OPERATING LOSS	(3,842)	(9,597)

Provision for income taxes	-	-

NET LOSS	$(3,842)	$(9,597)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	88,992,975	88,992,975

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Statement of Stockholders' Deficit
From Inception on June 30, 2021 Through December 31, 2021 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2021	88,992,975	$8,899	$(19,357)	$-	$(10,458)

Net income (loss) for September 30, 2021	-	-	-	(5,755)	(5,755)

Balance, September 30, 2021	88,992,975	$8,899	$(19,357)	$(5,755)	$(16,213)

Net income (loss) for December 30, 2021	-	-	-	(3,842)	(3,842)

Balance, December 31, 2021	88,992,975	$8,899	$(19,357)	$(9,597)	$(20,055)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Condensed Statements of Cash Flows
(Unaudited)

For the Six Months Ended
December 31,
2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,597)
Adjustments to reconcile net loss to net cash
used by operating activities:

Changes in operating assets and liabilities
Accounts payable and accrued expenses	2,619
Related parties accounts payable	6,978
Net Cash Used in Operating Activities	-

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES	-

NET CHANGES IN CASH	-
CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$-

CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENTERTAINMENT HOLDINGS, INC.

(FKA XRX INTERNATIONAL ENTERTAINMENT HOLDINGS, INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2021

NOTE 1 – NATURE OF OPERATIONS

Our predecessor issuer was incorporated on June 15, 1998, as XRX International Entertainment Holding Group, Inc. and continued under that name until June 31, 2021. From that date forward, the Company has been operating under the name of Entertainment Holdings, Inc.

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

Upon consummation of the Parent Subsidiary Formation, each issued and outstanding equity of the former Traveler Holdings, Inc. (OK) was transmuted into and represented the identical equity structure of XRX International Entertainment Holding Group, Inc. (FL) that existed prior to the domiciliary change and immediately prior to the Reorganization (on a share-for-share basis) having the same designations, rights, powers and preferences, and qualifications, limitations and restrictions. Upon consummation of the Agreement, Entertainment Holdings, Inc. (OK), was the issuer since the former Traveler Holdings, Inc. (OK) equity structure was transmuted pursuant to Section 1081(g) as the current issued and outstanding equities of Entertainment Holdings, Inc. (OK). The subsidiary, Expedition Holdings, Inc. was divested on September 30, 2021 and therefore is no longer consolidated into Entertainment Holdings, Inc. The shareholders of the Company became the shareholders of the former XRX International Entertainment Holding Group, Inc. (FL).

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

ENTERTAINMENT HOLDINGS, INC.

(FKA XRX INTERNATIONAL ENTERTAINMENT HOLDINGS, INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2021

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less to be cash equivalents.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.  The Company does not have any potentially dilutive common shares outstanding as of December 31, 2021 and June 30, 2021.

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of accounts payable and accrued expenses along with accounts payable – related party. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements ("ASC Topic 820"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a six-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

ENTERTAINMENT HOLDINGS, INC.

(FKA XRX INTERNATIONAL ENTERTAINMENT HOLDINGS, INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2021

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of December 31, 2021, our sole officer and director, G. Reed Petersen, has paid various expenses on behalf of the Company, totaling $6,978.

As the Company’s office space needs are limited at the current time, Mr. Petersen is currently providing space to the Company at no cost.

NOTE 5 - EQUITY

The total number of shares of stock which the corporation shall have authority to issue is 600,000,000 shares, of which 500,000,000 shares of $0.0001 par value shall be designated as Common Stock and 100,000,000 shares of $0.0001 shall be designated as Convertible Preferred Stock. The Preferred Stock authorized by these Articles of Incorporation may be issued in one or more series. The Board of Directors of the Corporation is authorized to determine or alter the rights, preferences, privileges, and restrictions granted or imposed upon any wholly unissued series of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation and par value of any series and to fix the numbers of shares of any series.

Common Stock and Preferred Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

We have authorized 100,000,000 shares of Convertible Preferred Stock, $0.0001 par value (the "Preferred Stock").

We designated 1,000,000 shares of Series A Convertible Preferred Stock but have no issued or outstanding Preferred Stock of the Company as of December 31, 2021.

As of December 31, 2021 there are no dividends due or payable on the Series A Convertible Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation (“Certificate”). Any and all such future terms concerning dividends shall be reflected in an amendment to the Certificate, which the Board shall promptly file or cause to be filed.  All shares of the Series A Preferred Stock shall rank pari passu with the Company’s common stock and the Series A Preferred shall have no liquidation preference over any other class of stock.

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

ENTERTAINMENT HOLDINGS, INC.

(FKA XRX INTERNATIONAL ENTERTAINMENT HOLDINGS, INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2021

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring from December 31, 2021 through the date these financial statements were  issued and noted there were no transactions that required disclosure.

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

Our intended budget for the next twelve months is as follows:

	Q3 3 months ended March 31, 2022	Q4 3 months ended June 30, 2022	Q 1 3 months ended September 30, 2022	Q 2 3 months ended December 31, 2022	Twelve Month Total

Accounting	$3,000	$3,000	$3,000	$3,000	$12,000
General and administrative	$3,000	$3,000	$3,000	$3,000	$12,000
Miscellaneous	$500	$500	$500	$500	$2,000

Total Operating Expenses	$6,500	$6,500	$6,500	$6,500	$26,000

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2021.

Revenue

We recognized no revenue during the three months ended December 31, 2021.

Cost of Revenue

We recognized no cost of revenue during the three months ended December 31, 2021.

General and Administrative Expenses

During the three months ended December 31, 2021, we incurred $744 in general, selling and administrative expenses.

Professional Fees

During the three months ended December 31, 2021, we incurred $3,098 in professional fees.

Operating Loss

During the three months ended December 31, 2021, we incurred an operating loss of $3,842.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended December 31, 2021.

Net Loss

During the three months ended December 31, 2021, we incurred a net loss of $3,842 due to the factors discussed above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2021.

Revenue

We recognized no revenue since inception through December 31, 2021.

Cost of Revenue

We recognized no cost of revenue from June 30, 2021 (inception) through December 31, 2021.

General and Administrative Expenses

During the six month period ended December 31, 2021, we incurred $1,319 in general, selling and administrative expenses.

Professional Fees

During the six month period ended December 31, 2021, we incurred $8,278 in professional fees.

Operating Loss

During the six month period ended December 31, 2021, we incurred an operating loss of $9,597.

Provision for Income Tax

No provision for income taxes was recorded for the six month period ended December 31, 2021.

Net Loss

During the six month period ended December 31, 2021, we incurred a net loss of $9,597 due to the factors discussed above.

CASH FLOW

As of December 31, 2021, we did not have any assets, operating business or other source of income, and $20,055 of outstanding liabilities.

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

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended June 30, 2021, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Six Months Ended December 31, 2021

Net Cash from Operating Activities	$ -
Net Cash from Investing Activities	$ -
Net Cash from Financing Activities	$ -
Net Change in Cash and Cash Equivalents	$ -

Operating Activities

During the six months ended December 31, 2021, we neither generated nor used funds in our operating activities

Investing Activities

We neither generated nor used funds in investing activities during the six months ended December 31, 2021.

Financing Activities

During the six months ended December 31, 2021 we generated $0 cash from our financing activities.

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

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $0, no assets, no operating business or other source of income.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2021, we have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our financial statements and related disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended December 31, 2021, the Company’s listing with the OTC Markets Group was moved to the “Expert Market” which will require more investigation into the Company. Additionally, because of the change in listing, our publicly held securities at this time are not available for public viewing.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ENTERTAINMENT HOLDINGS, INC.

Date:     February 14, 2022 /s/ Reed Petersen

                                    --------------------------------

                                       Reed Petersen

                                       President, Secretary, Treasurer and

Director