Form 10-Q
period 2022-03-31
Entertainment Holdings, Inc./OK
filed 2022-06-02
CIK 1875746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022
or

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

The number of shares of the issuer’s Common Stock outstanding as of May 31, 2022 is 88,992,975.

Part 1 - Financial Information

Item 1. Financial Statements.

XRX International Entertainment Holding Group, Inc.
Condensed Balance Sheets (Unaudited)

	March 31,	June 30,
	2022	2021

ASSETS

CURRENT ASSETS

Cash	$-	$-
TOTAL ASSETS	$-	$-

CURRENT LIABILITIES

Accounts payable and accrued expenses	$14,538	$10,458
Accounts payable - related party	7,990	-

Total Current Liabilities	22,528	10,458

Total Liabilities	22,528	10,458

STOCKHOLDERS' DEFICIT

Convertible preferred stock: 100,000,000 shares authorized, at $0.0001 par value, 0 issued and outstanding.	$-	$-
Common stock: 500,000,000 shares authorized, at $0.0001 par value, 88,992,975 issued and outstanding.	8,899	8,899
Additional paid-in capital	(19,357)	(19,357)
Accumulated deficit	(12,070)	-

Total Stockholders' Deficit	(22,528)	(10,458)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	March 31,	March 31,
	2022	2022

REVENUES
Revenues	$-	$-

OPERATING EXPENSES

Professional fees	763	9,988
General and administrative	1,710	2,082
Total Operating Expenses	2,473	12,070

OPERATING LOSS	(2,473)	(12,070)

Provision for income taxes	-	-

NET LOSS	$(2,473)	$(12,070)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	88,992,975	88,992,975

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Condensed Statements of Stockholders' Deficit
From Inception on June 30, 2021 Through March 31, 2022 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2021 (Inception)	-	$-	$-	$-	$-

Merger recapitalization	88,992,975	8,899	(19,357)	-	(10,458)

Net loss for the three months ended September 30, 2021	-	-	-	(5,755)	(5,755)

Balance, September 30, 2021	88,992,975	$8,899	$(19,357)	$(5,755)	$(16,213)

Net loss for the three months ended December 31, 2021	-	-	-	(3,842)	(3,842)

Balance, December 31, 2021	88,992,975	$8,899	$(19,357)	$(9,597)	$(9,597)

Net loss for the three months ended March 31, 2022	-	-	-	(2,473)	(2,473)

Balance, March 31, 2022	88,992,975	$8,899	$(19,357)	$(12,070)	$(22,528)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Condensed Statements of Cash Flows
(Unaudited)

For the Nine Months Ended
March 31,
2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,070)
Adjustments to reconcile net loss to net cash
used by operating activities:

Changes in operating assets and liabilities
Accounts payable and accrued expenses	4,080
Accounts payable – related party	7,990
Net Cash Used in Operating Activities	-

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES	-

NET CHANGES IN CASH	-
CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$-

CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

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

FOR THE PERIOD ENDED MARCH 31, 2022

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

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.  The Company does not have any potentially dilutive common shares outstanding as of March 31, 2022.

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

FOR THE PERIOD ENDED MARCH 31, 2022

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2022, our sole officer and director, G. Reed Petersen, has paid various expenses on behalf of the Company, totaling $7,990.

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

We have authorized 100,000,000 shares of Convertible Preferred Stock, $0.0001 par value (the "Preferred Stock").

We designated 1,000,000 shares of Series A Convertible Preferred Stock but have no issued or outstanding Preferred Stock of the Company as of March 31, 2022.

As of March 31, 2022 there are no dividends due or payable on the Series A Convertible Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation (“Certificate”). Any and all such future terms concerning dividends shall be reflected in an amendment to the Certificate, which the Board shall promptly file or cause to be filed.  All shares of the Series A Preferred Stock shall rank pari passu with the Company’s common stock and the Series A Preferred shall have no liquidation preference over any other class of stock.

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

ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring from March 31, 2022 through the date these financial statements were issued and noted there were no transactions that required disclosure.

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

Our intended budget for the next twelve months is as follows:

	Q4 3 months ended June 30, 2022	Q 1 months ended September 30, 2022	Q 2 3 months ended December 31, 2022	Q 3 3 months ended March 31, 2023	Twelve Month Total

Accounting	$3,000	$3,000	$3,000	$3,000	$12,000
General and administrative	$3,000	$3,000	$3,000	$3,000	$12,000
Miscellaneous	$500	$500	$500	$500	$2,000

Total Operating Expenses	$6,500	$6,500	$6,500	$6,500	$26,000

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022.

Revenue

We recognized no revenue during the three months ended March 31, 2022.

General and Administrative Expenses

During the three months ended March 31, 2022, we incurred $1,710 in general and administrative expenses.

Professional Fees

During the three months ended March 31, 2022, we incurred $763 in professional fees.

Operating Loss

During the three months ended March 31, 2022, we incurred an operating loss of $2,473.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended March 31, 2022.

Net Loss

During the three months ended March 31, 2022, we incurred a net loss of $2,473 due to the factors discussed above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2022.

Revenue

We recognized no revenue since inception through March 31, 2022.

General and Administrative Expenses

During the nine month period ended March 31, 2022, we incurred $2,082 in general and administrative expenses.

Professional Fees

During the nine month period ended March 31, 2022, we incurred $9,988 in professional fees.

Operating Loss

During the nine month period ended March 31, 2022, we incurred an operating loss of $12,070.

Provision for Income Tax

No provision for income taxes was recorded for the nine month period ended March 31, 2022.

Net Loss

During the nine month period ended March 31, 2022, we incurred a net loss of $12,070 due to the factors discussed above.

CASH FLOW

As of March 31, 2022, we did not have any assets, operating business or other source of income, and $22,528 of outstanding liabilities.

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

Nine Months Ended March 31, 2022

Net Cash from Operating Activities	$ -
Net Cash from Investing Activities	$ -
Net Cash from Financing Activities	$ -
Net Change in Cash and Cash Equivalents	$ -

Operating Activities

During the nine months ended March 31, 2022, we neither generated nor used funds in our operating activities

Investing Activities

We neither generated nor used funds in investing activities during the nine months ended March 31, 2022.

Financing Activities

During the nine months ended March 31, 2022 we generated $0 cash from our financing activities.

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

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $0, no assets, no operating business or other source of income.

We are now focused on raising debt and/or equity financing to meet ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2022, we have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our financial statements and related disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended March 31, 2022, the Company’s listing with the OTC Markets Group was moved to the “Expert Market” which will require more investigation into the Company. Additionally, because of the change in listing, our publicly held securities at this time are not available for public viewing.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINDS.

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

EXHIBITS

Exhibit No.	Description
3(i).1	Articles of Incorporation (Oklahoma) – Entertainment Holdings, Inc. – 6.30.2021	Incorporated by refence (see 10-12G filed 7/30/2021)

3(i).2	Bylaws – 6.30.2021	Incorporated by refence (see 10-12G filed 7/30/2021)

3(i).3	Certificate of Designation – 6.30. 2021 – Series A	Incorporated by refence (see 10-12G filed 7/30/2021)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENTERTAINMENT HOLDINGS, INC.

Date: May 31, 2022	/s/ Reed Petersen
Reed Petersen
President, Secretary, Treasurer and
Director