Form 10-K
period 2022-06-30
Entertainment Holdings, Inc./OK
filed 2022-12-16
CIK 1875746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2022
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

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes  [ X ] No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	☒
Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report.   [  ] Yes  [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☒ Yes [ ] No

As of December 31, 2021, the number of shares held by non-affiliates was approximately 10,992,975 shares. The approximate market value based on the last business day of the second quarter of the Company’s Common Stock was approximately $329,789.25.

The number of shares of the issuer’s Common Stock outstanding as of December 13, 2022 is 88,992,975.

ITEM 1: DESCRIPTION OF BUSINESS

Our Company

Entertainment Holdings, Inc., an Oklahoma corporation, (“XRXH,” “we," "us," “our,” or “Company”) is a publicly quoted shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

No potential merger candidate has been identified at this time.

We do not propose to restrict our search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management's best business judgment.

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of our lack of resources and our inability to provide a prospective business opportunity with significant capital.

You may read and copy any materials we file with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of June 30, 2021, our last fiscal quarter.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1,000,000,000 or (ii) we issue more than $1,000,000,000 in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to generally reporting companies. These provisions include:

-	A requirement to have only two years of audited financial statement and only two years of related Management Discussion and Analysis Disclosures:

-	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

-	No non-binding advisory votes on executive compensation or golden parachute arrangements.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

We have already taken advantage of these reduced reporting burdens in this registration statement, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

Our History

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

As a result of this reorganization, the resulting reorganized Company name became Entertainment Holdings, Inc. (“XRXH” “Company,” “we,” or “us”).

The Company’s fiscal year ending is June 30.

ITEM 1A: RISK FACTORS

We need to find financing for our business idea which is uncertain and risky.

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

You should be aware that there are various risks associated with our business, including the risks discussed below. You should carefully consider these risk factors, as well as the other information contained in this Registration Statement, in evaluating our business and us.

Rather than our previous operating business, our business is now to seek to raise the debt and/or equity to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed or that any stockholder will realize any return on their shares after the new business plan has been implemented.

RISKS RELATED TO OUR COMPANY

ALTHOUGH WE HAVE NOT INCURRED SIGNIFICANT LOSSES, WE ANTICIPATE FUTURE LOSSES

As of June 30, 2022, we had an accumulated deficit and total stockholders’ deficit of $0.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

RISKS RELATED TO OUR SECURITIES

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. We are a “shell company” as defined by the Securities Act, and therefore the resale provisions of Rule 144 are unavailable to our “restricted securities”.

OUR STOCK IS NOT ACTIVELY LISTED ON ANY EXHANGE OR OTC MARKETS

The Company’s common stock is listed on the OTC Markets Expert tier under the ticker “XRXH”.  Currently, the Company has a “dark or defunct” warning from OTC Markets and there is only a limited, sporadic, and volatile market for our unsolicited stock on the OTC.

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON ISSUANCE OF ADDITIONAL SHARES.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current Shareholders.

IF THE REGISTRATION OF OUR COMMON STOCK IS REVOKED IN THE FUTURE, OUR BUSINESS OPPORTUNITIES WILL CEASE TO EXIST

In the event our securities registration was to be revoked, we would not have the ability to raise money through the issuance of shares and would lose the ability to continue the business plan set out in this filing. Common stock issued and outstanding at that time would no longer be tradable.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

LOSS OF SECURITIES REGISTRATION EXEMPTION

Although we believe the exemptions utilized in relation to the disclosure of recent unregistered sales included in Item 10 to be applicable under Securities and Exchange Commission interpretations, should these exemptions be determined to not apply, the Company may be subject to civil and criminal liability as provided in the Securities Act. Furthermore, any loss of exemption or determination of a lack of an applicable exemption to the unregistered sales of the Company’s securities may adversely affect the Company in relation to the issuance and the resale of stock. At such time, the Company may be required to registered said securities, and any such violation of the Act could subject the Company to material adverse consequences including, the loss of your investment, the loss of the Company’s ability to register any securities in the future, or the ability to comply with any reporting requirements.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We do not own or lease any properties.

Since June 30, 2021 and through the date of this filing, our corporate offices have been located at 3625 Cove Point Dr. Salt Lake City, Utah 84109 and are provided to us by our sole officer and director at no cost to us.

ITEM 3: LEGAL PROCEEDINGS

Neither we nor our sole officer, director or holder of five percent or more of our common stock is a party to any pending legal proceedings and to the best of our knowledge, no such proceedings by or against us or our officers, or directors or holders of five percent or more of its common stock have been threatened or is pending against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5: MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED VICTORIA LAKE, INC. MATTERS

Market Price and Stockholder Matters

The Company’s common stock is listed on the OTC Markets Expert tier under the ticker “XRXH”.  Currently, the Company has a “dark or defunct” warning from OTC Markets and there is only a limited, sporadic, and volatile market for our unsolicited stock on the OTC.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

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

Our intended budget for the next twelve months is as follows:

	Q1 3 months ended September 30, 2022	Q2 3 months ended December 31, 2022	Q3 3 months ended March 31, 2023	Q4 3 months ended June 30, 2023	Twelve Month Total

Accounting	$5,000	$5,000	$5,000	$5,000	$20,000
General and administrative	$3,000	$3,000	$3,000	$3,000	$12,000
Miscellaneous	$2,000	$2,000	$2,000	$2,000	$8,000

Total Operating Expenses	$10,000	$10,000	$10,000	$10,000	$40,000

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

In implementing a structure for a particular acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, asset purchase, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management and shareholders will no longer be in control of our Company.

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

RESULTS OF OPERATIONS FROM INCEPTION (JUNE 30, 2021) THROUGH JUNE 30, 2021 COMPARED TO THE YEAR ENDED JUNE 30, 2022.

Revenue

We recognized no revenue from June 30, 2021 (inception) through June 30, 2022, as we had no business from which to generate revenues.

Cost of Revenue

We recognized no cost of revenue from June 30, 2021 (inception) through June 30, 2022.

Professional Fees

During the period from June 30, 2021 (inception) through June 30, 2021, and for the year ended June 30, 2022, we incurred $0 and $14,488 in professional fees, respectively.

General and Administrative Expenses

During the period from June 30, 2021 (inception) through June 30, 2021, and for the year ended June 30, 2022, we incurred $0 and $2,320 in general, selling, and administrative expenses, respectively.

Operating Loss

During the period from June 30, 2021 (inception) through June 30, 2021, and for the year ended June 30, 2022, we incurred an operating loss of $(16,808) and $0, respectively.

Other Income (Expenses)

During the period from June 30, 2021 (inception) through June 30, 2021, and for the year ended June 30, 2022, we recognized other income (expense) of $0 and $0, respectively.

 Provision for Income Tax

During the period from June 30, 2021 (inception) through June 30, 2021, and for the year ended June 30, 2022, no provision for income taxes was recorded.

Net Loss

During the period from June 30, 2021 (inception) through June 30, 2021, and for the year ended June 30, 2022, we incurred a net loss of $0 and $(16,808), respectively due to the factors discussed above.

CASH FLOW

During the period from June 30, 2021 (inception) through June 30, 2021, and for the year ended June 30, 2022, we did not have any assets, operating business or other source of income. We had $27,266 and $10,458 of outstanding liabilities, for each period, respectively.

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

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended June 30, 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021
Net Cash from Operating Activities	$-	$-
Net Cash from Investing Activities	-	-
Net Cash from Financing Activities	-	-
Net Change in Cash	$-	$-

Operating Activities

During the period from inception through June 30, 2021, or for the year ended June 30, 2022, we used $0 in our operating activities.

Investing Activities

We neither generated nor used funds in investing activities during the period from inception through June 30, 2021 or for the year ended June 30, 2022.

Financing Activities

During the period from inception through June 30, 2021, or for the year ended June 30, 2022 we generated $0 cash from our financing activities.

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

Liquidity and Capital Resources

At June 30, 2022, we had cash of $0, no assets, no operating business or other source of income.

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

Our significant accounting policies are described in Note 2 to our Financial Statements on page 18 These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2022 and 2021, we have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our financial statements and related disclosures.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

None.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present accurately, in material respects, our financial position and results of operations in fairness and conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate, and that the assumptions and opinions in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management’s and directors’ authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2022.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2022:

·

The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked personnel with accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

·	Material Weakness – Inadequate segregation of duties.

We expect to be materially dependent on a third party that can provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements. Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and maintained, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must account for resource constraints. In addition, the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can and will be detected.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: OTHER INFORMATION

None.

Item 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

REPORT OF INDEPENDENT REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Entertainment Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Entertainment Holdings, Inc. (the Company) as of June 30, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2022 and from June 30, 2021 (inception) through June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the year ended June 30, 2022 and from June 30, 2021 (inception) through June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2021.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

PCAOB ID: 6117

Farmington, Utah

December 6, 2022

Entertainment Holdings, Inc.
Balance Sheets

ASSETS

	June 30,	June 30,
	2022	2021

CURRENT ASSETS

Cash	$-	-
TOTAL ASSETS	$-	-

CURRENT LIABILITIES

Accounts payable and accrued expenses	$14,538	10,458
Accounts Payable - related party	12,728	-

Total Current Liabilities	27,266	10,458

Total Liabilities	27,266	10,458

STOCKHOLDERS' DEFICIT

Convertible Preferred stock: 100,000,000 shares authorized, at $0.0001 par value, 0 issued and outstanding.	-	-
Common stock: 500,000,000 shares authorized, at $0.0001 par value, 88,992,975 issued and outstanding.	8,899	8,899
Additional paid-in capital	(19,357)	(19,357)
Accumulated deficit	(16,807)	-

Total Stockholders' Deficit	(27,266)	(10,458)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	-

The accompanying notes are an integral part of these financial statements.

Entertainment Holdings, Inc.
Statements of Operations

	For the Year Ended	From inception (June 30, 2021) through June 30, 2021
	June 30,
	2022	2021

REVENUES
Revenues	$-	$-

OPERATING EXPENSES
Professional fees	14,488	-
General and administrative	2,320	-
Total Operating Expenses	16,808	-

OPERATING LOSS	(16,808)	-

Provision for income taxes	-	-

NET LOSS	$(16,808)	$-

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	88,992,975	88,992,975

The accompanying notes are an integral part of these financial statements.

Entertainment Holdings, Inc.
Statement of Stockholders' Deficit
From Inception on June 30, 2021 Through June 30, 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2021 (Inception)	-	$-	$-	$-	$-

Merger recapitalization	88,992,975	8,899	(19,357)	-	(10,458)

Net income (loss)	-	-	-	-	-

Balance, June 30, 2021	88,992,975	$8,899	$(19,357)	$-	$(10,458)

Net loss	-	-	-	(16,808)	(16,808)
Balance, June 30, 2022	88,992,975	$8,899	$(19,357)	$(16,808)	$(27,266)

The accompanying notes are an integral part of these financial statements.

Entertainment Holdings, Inc.
Statements of Cash Flows

	For the Year Ended	From inception (June 30, 2021) through
	June 30,	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,808)	$-
Adjustments to reconcile net loss to net cash
used by operating activities:

Changes in operating assets and liabilities
Accounts payable and accrued expenses	4,080	-
Related parties accounts payable	12,728	-
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGES IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Liabilities acquired in reverse merger	$-	$10,458

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2022 AND

THE PERIOD FROM INCEPTION (JUNE 30, 2021) THROUGH JUNE 30, 2021

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

ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2022 AND

THE PERIOD FROM INCEPTION (JUNE 30, 2021) THROUGH JUNE 30, 2021

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

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.  The Company does not have any potentially dilutive common shares outstanding as of June 30, 2022 or 2021.

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

ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2022 AND

THE PERIOD FROM INCEPTION (JUNE 30, 2021) THROUGH JUNE 30, 2021

funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2022, our sole officer and director, G. Reed Petersen, has paid various expenses on behalf of the Company, totaling $12,728.

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

We have authorized 100,000,000 shares of Convertible Preferred Stock, $0.0001 par value (the "Preferred Stock").

We designated 1,000,000 shares of Series A Convertible Preferred Stock but have no issued or outstanding Preferred Stock of the Company as of June 30, 2022.

As of June 30, 2022 there are no dividends due or payable on the Series A Convertible Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation (“Certificate”). Any and all such future terms concerning dividends shall be reflected in an amendment to the Certificate, which the Board shall promptly file or cause to be filed.  All shares of the Series A Preferred Stock shall rank pari passu with the Company’s common stock and the Series A Preferred shall have no liquidation preference over any other class of stock.

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

NOTE 6 – INCOME TAXES

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company had no accruals for interest and penalties since inception.

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax losses.

ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2022 AND

THE PERIOD FROM INCEPTION (JUNE 30, 2021) THROUGH JUNE 30, 2021

The Company’s federal income tax returns since inception remain subject to examination by the Internal Revenue Service as of May 31, 2022.

The income tax provision differs from the amount of income tax determined by applying the Federal income tax at the expected rate of 21% due to the following:

		From Inception on June 30, 2021 through the
	Year Ended June 30,	Year Ended June 30,
	2022	2021
Net loss	$(16,808)	$-
Loss on settlement of debt	-	-
Stock issued for services	-	-
Valuation allowance	16,808	-
Net provision for Federal income taxes	$-	$-

Net deferred tax assets are comprised as follows:

	2022	2021
Deferred tax asset attributable to:
Net operating loss carryover	$3,529	$-
Less: valuation allowance	(3,529)	-
Net deferred tax asset	$-	$-

As of June 30, 2022 and 2021, the Company has taxable net loss carryovers of approximately $16,808 and $0, respectively, that may be offset against future taxable income.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring from June 30, 2022 through the date these financial statements were issued and noted there were no transactions that required disclosure.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as June 30, 2022:

Name	Age	Position
G. Reed Petersen	76	President, Director, Secretary and Treasurer

G. Reed Petersen, President, Director, Secretary, and Treasurer

Mr. G Reed Petersen, our sole officer and director, was appointed as President, Director, Secretary, and Treasurer on June 30, 2022. He is the sole officer and director of our Company.

G. Reed Petersen, age 76, and a resident of the State of Nevada, has been a private investor since 1995. From January 2016 until November 29, 2016, Mr. Peterson was the controlling stockholder and sole executive officer and director of Allied Ventures Holding Corp., which at the time was inactive and deemed to be a public shell company. In connection with the change of control, Mr. Petersen sold all his shares to the new control group for approximately $75,000.00, and Allied changed its name to Longwen Group Corp. Mr. Petersen was the controlling stockholder and sole officer and director of Kreido Biofuels, Inc., which at the time was inactive and deemed to be a public shell company, from November 2017 to June 5, 2018, when he sold control of that company for $320,000. Mr. Petersen gained control of a small public company, whereafter he redomiciled the corporation to Nevada, and changed the name to Revival Inc. In June 2019, he was involved with the acquisition of a private company by Revival Inc. while he was President. Mr. Petersen retained his 660,001 shares of common stock in Revival but otherwise received no consideration for the change of control. After his resignation as president, this company, now Farmhouse Inc. completed an S-1 offering. Mr. Petersen is the promotor of our Company as defined in Item 401(g). Within the past ten years, Mr. Petersen has not been involved in any legal proceeding identified in Item 401(F) of Regulation S-K.

Mr. Petersen is currently the Director of Victoria Lake, Inc., an Oklahoma Company, having no relation to or with the Company, with its respective Form 10 undergoing current comments by the SEC. The Company has never been a successor issuer of Victoria Lake, Inc. Mr. Petersen has been the sole director and shareholder holding 32% of Victoria Lake, Inc.’s outstanding common shares, since he acquired its predecessor issuer, Lake Victoria Mining Company, Inc. on February 10, 2021. Victoria Lake, Inc. is the successor issuer of Lake Victoria Mining Company, Inc. since the two companies executed and entered into a parent subsidiary formation on May 7, 2021 Mr. Petersen is currently the Director of Myson, Inc., an Oklahoma Company with a Form 10 undergoing current comments by the SEC. Mr. Petersen has been the sole director and majority shareholder holding 99% of Myson, Inc.’s outstanding shares, since he acquired its predecessor issuer Myson Group, Inc. on June 20, 2021. Myson, Inc. is the successor issuer of Myson Group, Inc. since the two companies executed and entered into a parent subsidiary formation on July 8, 2021.

CONFLICTS OF INTEREST - GENERAL

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While our sole officer and director of our business is engaged in business activities outside of our business, he devotes to our business such time as he believes to be necessary.  At this time, G.Reed Petersen has conflicts of interest with Victoria Lake, Inc. and Myson, Inc., of which he is director and president of both companies. There exist specific conflicts of interest between Mr. Petersen, the above companies, and our Company. Our Company and the above listed companies are held and controlled by Mr. Petersen as shell companies that will seek to acquire target operating businesses at a future date. At that time, Mr. Petersen will have to use his discretion and sound judgment in matching our Company with the right operating business and may weight the use of any corporate opportunity to choose one of the other companies as a more viable candidate.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of the Company currently has no committees, as there is at this time only one director of the Company.

ITEM 11: EXECUTIVE COMPENSATION

As of the date of this filing, Mr. G. Reed Petersen was our sole director and officer.

Executive compensation during the period ended June 30, 2022 was as follows:

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTIONS AWARDS	NONQUALIFIED DEFERRED COMPENS-	ALL OTHER COMP	TOTAL
		($)	($)	($)	($)	ATION ($)	($)
G. Reed Petersen,	2022	$-	$-	$-	$-	$-	$-	$-
President, Director, Secretary, & Treasurer	2021	$-	$-	$-	$-	$-	$-	$-

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of June 30, 2022 the number and percentage of the outstanding shares of common stock, which according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,

(ii)	each executive officer,

(iii)	all current directors and executive officers as a group, and

(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

OFFICERS AND DIRECTORS

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)
Common Shares	G. Reed Petersen, (1) (2) President, Director, Secretary, and Treasure	78,000,000	87%

Common Shares	All Directors and Executive Officers as a Group (1 person)	78,000,000	87%

(1)	The address of each person listed above, unless otherwise indicated, is c/o Entertainment Holdings, Inc. 3625 Cove Point Dr., Salt Lake City, Utah 84109.
(2)	G. Reed Petersen is the Trustee of the G. Reed Petersen Revocable Trust, which is the owner of the above common shares.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)
Common Shares	G. Reed Petersen Revocable Trust, Direct Owner (1) (2)	78,000,000	87%

(1)	The address of each person listed above, unless otherwise indicated, is c/o Entertainment Holdings, Inc. 3625 Cove Point Dr., Salt Lake City, Utah 84109.
(2)	G. Reed Petersen is the Trustee of the G. Reed Petersen Revocable Trust.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that we believe have a reasonable likelihood of being “in the money” within the next sixty days.

As of the date of this filing and since June 30, 2022, there have been no issuances of any class of stock, or any other security.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As the Company’s office space needs are limited at the current time, G. Reed Petersen is currently providing space to the Company at no cost.

Stock Options

The Company has no stock option plan at this time.

ITEM 15: Exhibits, Financial Statement Schedule

EXHIBITS

Exhibit No.	Description
3(i).1	Articles of Incorporation (Oklahoma) – Entertainment Holdings, Inc.. – 6.30.2021	Incorporated by refence (see 10-12G filed 7/30/2021)

3(i).2	Bylaws – 6.30.2021	Incorporated by refence (see 10-12G filed 7/30/2021)

3(i).3	Certificate of Designation – 6.30. 2021 – Series A	Incorporated by refence (see 10-12G filed 7/30/2021)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENTERTAINMENT HOLDINGS, INC.

Date:     December 15, 2022/s/ Reed Petersen

                                    --------------------------------

                                       Reed Petersen

                                       President, Secretary, Treasurer and

Director