Form 10-Q
period 2022-09-30
Entertainment Holdings, Inc./OK
filed 2023-01-10
CIK 1875746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2022
or

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

(801) 209-0740

(Registrant’s telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[  ]  Yes  [X]  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ]  Yes  [X]  No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	☒
Emerging Growth filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes  [  ] No

The number of shares of the issuer’s Common Stock outstanding as of January 10, 2023 is 88,992,975.

Part 1 - Financial Information

Item 1. Financial Statements.

XRX International Entertainment Holding Group, Inc.
Unaudited Condensed Balance Sheets

ASSETS

	September 30,	June 30,
	2022	2022

CURRENT ASSETS

Cash	$-	$-
TOTAL ASSETS	$-	$-

CURRENT LIABILITIES

Accounts payable and accrued expenses	$15,078	$14,537
Accounts Payable - related party	13,440	12,728

Total Current Liabilities	28,518	27,265

Total Liabilities	28,518	27,265

STOCKHOLDERS' DEFICIT

Convertible Preferred stock: 100,000,000 shares authorized, at $0.0001 par value, 0 issued and outstanding	$-	$-
Common stock: 500,000,000 shares authorized, at $0.0001 par value, 88,992,975 issued and outstanding	8,899	8,899
Additional paid-in capital	(19,357)	(19,357)
Accumulated deficit	(18,060)	(16,807)

Total Stockholders' Deficit	(28,518)	(27,265)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2022	2021

REVENUES
Revenues	$-	$-

OPERATING EXPENSES
Professional fees	540	5,180
General and administrative	713	575
Total Operating Expenses	1,253	5,755

OPERATING LOSS	(1,253)	(5,755)

Provision for income taxes	-	-

NET LOSS	$(1,253)	$(5,755)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	88,992,975	88,992,975

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Statements of Stockholders' Deficit
For Three Months Ended September 30, 2022 and 2021
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2021	88,992,975	$8,899	$(19,357)	$-	$(10,458)

Net loss for the three months ended September 30, 2021	-	-	-	(5,755)	(5,755)

Balance, September 30, 2021	88,992,975	$8,899	$(19,357)	$(5,755)	$(16,213)

Balance, June 30, 2022	88,992,975	8,899	(19,357)	(16,807)	(27,265)

Net loss for the three months ended September 30, 2022	-	-	-	(1,253)	(1,253)

Balance, September 30, 2022	88,992,975	$8,899	$(19,357)	$(18,060)	$(28,518)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,253)	$(5,755)
Adjustments to reconcile net loss to net cash
used in operating activities:

Changes in operating assets and liabilities
Accounts payable and accrued expenses	541	(278)
Related parties accounts payable	712	6,033
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGES IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX INTERNATIONAL ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2022 AND 2021

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2022 AND 2021

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

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive. The Company does not have any potentially dilutive common shares outstanding as of September 30, 2022 or 2021.

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of accounts payable and accrued expenses and accounts payable – related party. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company follows ASC Topic 820, Fair Value Measurements ("ASC Topic 820"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

XRX INTERNATIONAL ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2022 AND 2021

Recent Accounting Pronouncements

The Company has evaluated recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our financial statements and related disclosures.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of September 30, 2022, our sole officer and director, G. Reed Petersen, has paid various expenses on behalf of the Company, totaling $13,440. During the three months ended September 30, 2022, Mr. Petersen paid $712 in expenses on behalf of the Company.

As of September 30, 2021, our sole officer and director, G. Reed Petersen, has paid various expenses on behalf of the Company, totaling $6,033. During the three months ended September 30, 2021, Mr. Petersen paid $6,033 in expenses on behalf of the Company.

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

We have authorized 100,000,000 shares of Convertible Preferred Stock, $0.0001 par value (the "Preferred Stock").

We designated 1,000,000 shares of Series A Convertible Preferred Stock but have no issued or outstanding Preferred Stock of the Company as of September 30, 2022 and June 30, 2022.

As of September 30, 2022 there are no dividends due or payable on the Series A Convertible Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation (“Certificate”). Any and all such future terms concerning dividends shall be reflected in an amendment to the Certificate, which the Board shall promptly file or cause to be filed.  All shares of the Series A Preferred Stock shall rank pari passu with the Company’s common stock and the Series A Preferred shall have no liquidation preference over any other class of stock.

XRX INTERNATIONAL ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2022 AND 2021

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

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring from September 30, 2022 through the date these financial statements were issued and noted there were no transactions that required disclosure.

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

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q

The Company is considered a startup company with no assets and/or capital and no material operations or income. Ongoing expenses, including the costs associated with the preparation and filing of this registration statement, have been paid for by advances from a stockholder, which are evidenced on the Company’s financial statements as accounts payable-related parties. It is anticipated that the Company will require only nominal capital to maintain its corporate viability. Additional necessary funds will most likely be provided by the Company's officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Our intended budget for the next twelve months is as follows:

	Q2 3 months ended December 31, 2022	Q3 3 months ended March 31, 2023	Q4 3 months ended June 30, 2023	Q1 3 months ended September 30, 2023	Twelve Month Total

Accounting	$5,000	$5,000	$5,000	$5,000	$20,000
General and administrative	$3,000	$3,000	$3,000	$3,000	$12,000
Miscellaneous	$2,000	$2,000	$2,000	$2,000	$8,000

Total Operating Expenses	$10,000	$10,000	$10,000	$10,000	$40,000

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021.

Revenue

We recognized no revenue since inception through September 30, 2022 and 2021.

General and Administrative Expenses

During the three months ended September 30, 2021, we incurred $575 in general, selling and administrative expenses.

During the three months ended September 30, 2022, we incurred $713 in general, selling and administrative expenses.

Professional Fees

During the three months ended September 30, 2021, we incurred $5,180 in professional fees.

During the three months ended September 30, 2022, we incurred $540 in professional fees. The decrease was due to a decrease in accounting expenses.

Operating Loss

During the three months ended September 30, 2021, we incurred an operating loss of $5,755.

During the three months ended September 30, 2022, we incurred an operating loss of $1,253.

Net Loss

During the three months ended September 30, 2021, we incurred a net loss of $5,755 due to the factors discussed above.

During the three months ended September 30, 2022, we incurred a net loss of $1,253 due to the factors discussed above.

CASH FLOW

As of September 30, 2022, we did not have any assets, operating business or other source of income, and $28,518 of outstanding liabilities.

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

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the period ended June 30, 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2022
Net Cash from Operating Activities	$ -	-
Net Cash from Investing Activities	-	-
Net Cash from Financing Activities	-	-
Net Change in Cash	$ -	-

Operating Activities

During the three months ended September 30, 2021, we used $0 in operating activities.

During the three months ended September 30, 2022, we used $0 in operating activities.

Investing Activities

We neither generated nor used funds in investing activities during the three months ended September 30, 2022 and 2021.

Financing Activities

During the three months ended September 30, 2022 and 2021 we generated $0 cash from our financing activities.

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

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $0, no assets, no operating business or other source of income.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2022, we have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our financial statements and related disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended September 30, 2021, the Company’s listing with the OTC Markets Group was removed. Additionally, because of the change in listing, our publicly held securities at this time are not available for public viewing.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ENTERTAINMENT HOLDINGS, INC.

Date: January 10, 2023	/s/ Reed Petersen
Reed Petersen
President, Secretary, Treasurer and
Director