Form 10-Q
period 2022-12-31
Entertainment Holdings, Inc./OK
filed 2023-07-31
CIK 1875746

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2022
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The number of shares of the issuer’s Common Stock outstanding as of July 31, 2023 is 88,992,975.

Part 1 - Financial Information

Item 1. Financial Statements.

XRX International Entertainment Holding Group, Inc.
Condensed Balance Sheets (Unaudited)

ASSETS

	December 31,	June 30,
	2022	2022

CURRENT ASSETS

Cash	$-	$-
TOTAL ASSETS	-	-

CURRENT LIABILITIES

Accounts payable and accrued expenses	$17,763	$14,538
Accounts Payable - related party	19,660	12,728

Total Current Liabilities	37,423	27,265

Total Liabilities	37,423	27,265

STOCKHOLDERS' DEFICIT

Convertible Preferred stock: 100,000,000 shares authorized, at $0.0001 par value, 0 issued and outstanding.	$-	$-
Common stock: 500,000,000 shares authorized, at $0.0001 par value, 88,992,975 issued and outstanding.	8,899	8,899
Additional paid-in capital	(19,357)	(19,357)
Accumulated deficit	(26,965)	(16,807)

Total Stockholders' Deficit	(37,423)	(27,265)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

REVENUES
Revenues	$-	$-	$-	$-

OPERATING EXPENSES
Research and development	-	-	-	-
Professional fees	7,685	3,098	8,225	8,278
General and administrative	1,220	744	1,933	1,319
Total Operating Expenses	8,905	3,842	10,158	9,597

OPERATING LOSS	(8,905)	(3,842)	(10,158)	(9,597)

LOSS BEFORE INCOME TAXES	(8,905)	(3,842)	(10,158)	(9,597)
Provision for income taxes	-	-	-	-
NET LOSS	$(8,905)	$(3,842)	$(10,158)	$(9,597)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	88,992,975	88,992,975	88,992,975	88,992,975

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Statements of Stockholders' Deficit
For the Three and Six Months Ended December 31, 2022 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2022	88,992,975	$8,899	$(19,357)	$(16,807)	$(27,265)

Net loss for the three months ended September 30, 2022	-	-	-	(1,253)	(27,265)

Balance, September 30, 2022	88,992,975	$8,899	$(19,357)	$(18,060)	$(28,518)

Net loss for the three months ended December 31, 2022	-	-	-	(8,905)	(8,905)

Balance, December 31, 2022	88,992,975	$8,899	$(19,357)	$(26,965)	$(37,423)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Statements of Stockholders' Deficit

For the Three and Six Months Ended December 31, 2021 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2021	88,992,975	$8,899	$(19,357)	$-	$(10,458)

Net loss for the three months ended September 30, 2021	-	-	-	(5,755)	(5,755)

Balance, September 30, 2021	88,992,975	$8,899	$(19,357)	$(5,755)	$(16,213)

Net loss for the three months ended December 30, 2021	-	-	-	(3,842)	(3,842)

Balance, December 31, 2021	88,992,975	$8,899	$(38,714)	$(9,597)	$(20,055)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XRX International Entertainment Holding Group, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	December 31,	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,158)	$(9,597)
Adjustments to reconcile net loss to net cash
used by operating activities:

Changes in operating assets and liabilities
Accounts payable and accrued expenses	3,225	2,619
Related parties accounts payable	6,933	6,978
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGES IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2022 AND 2021

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

FOR THE PERIOD ENDED DECEMBER 31, 2022 AND 2021

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

FOR THE PERIOD ENDED DECEMBER 31, 2022 AND 2021

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of December 31, 2022, our sole officer and director, G. Reed Petersen, has paid various expenses on behalf of the Company, totaling $19,660. During the six months ended December 31, 2022, Mr. Petersen paid $6,933 in expenses on behalf of the Company.

As of December 31, 2021, our sole officer and director, G. Reed Petersen, has paid various expenses on behalf of the Company, totaling $6,978. During the six months ended December 31, 2021, Mr. Petersen paid $6,978 in expenses on behalf of the Company.

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

Common Stock and Preferred Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. Our stock does not have an active 15c2-11 and has been deactivated from OTC Markets.

ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2022 AND 2021

We have authorized 100,000,000 shares of Convertible Preferred Stock, $0.0001 par value (the "Preferred Stock").

We designated 1,000,000 shares of Series A Convertible Preferred Stock but have no issued or outstanding Preferred Stock of the Company as of December 31, 2022.

As of December 31, 2022 there are no dividends due or payable on the Series A Convertible Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation (“Certificate”). Any and all such future terms concerning dividends shall be reflected in an amendment to the Certificate, which the Board shall promptly file or cause to be filed.  All shares of the Series A Preferred Stock shall rank pari passu with the Company’s common stock and the Series A Preferred shall have no liquidation preference over any other class of stock.

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

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring from December 31, 2022 through the date these financial statements were issued and noted there were no transactions that required disclosure.

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

 Our intended budget for the next twelve months is as follows:

	Q3 3 months ended March 31, 2023	Q4 3 months ended June 30, 2023	Q1 3 months ended September 30, 2023	Q2 3 months ended December 31, 2023	Twelve Month Total

Accounting	$5,000	$5,000	$5,000	$5,000	$20,000
General and administrative	$3,000	$3,000	$3,000	$3,000	$12,000
Miscellaneous	$2,000	$2,000	$2,000	$2,000	$8,000

Total Operating Expenses	$10,000	$10,000	$10,000	$10,000	$40,000

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2022, AND 2021.

Revenue

We recognized no revenue since inception through December 31, 2022.

General and Administrative Expenses

During the three months ended December 31, 2022, we incurred $1,220 in general, selling, and administrative expenses, an increase of $476. The increase is due primarily to increased transfer agent fees.

During the three months ended December 31, 2021, we incurred $744 in general, selling, and administrative expenses.

Professional Fees

During the three months ended December 31, 2022, we incurred $7,685 in professional fees, an increase of $4587. The increase is due primarily to increased accounting fees.

During the three months ended December 31, 2021, we incurred $3,098 in professional fees.

Net Loss

During the three months ended December 31, 2022, we incurred a net loss of $8,905 due to increased general and administrative and professional fees related to the business, and recognizing $0 revenues during the period.

During the three months ended December 31, 2021, we incurred a net loss of $3,842 due to the factors discussed above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2022, AND 2021.

Revenue

We recognized no revenue since inception through December 31, 2022.

General and Administrative Expenses

During the six months ended December 31, 2022, we incurred $1,933 in general, selling, and administrative expenses. The increase was due to transfer agent fees.

During the six months ended December 31, 2021, we incurred $1,319 in general, selling, and administrative expenses.

Professional Fees

During the six months ended December 31, 2022, we incurred $8,225 in professional fees. The decrease was due to a decrease in accounting expenses.

During the six months ended December 31, 2021, we incurred $8,278 in professional fees.

Net Loss

During the six months ended December 31, 2022, we incurred a net loss of $10,158 due to increased general and administrative expenses and a decrease in accounting expenses, and recognizing $0 revenues during the period.

During the six months ended December 31, 2021, we incurred a net loss of $9,597 due to recognizing $0 revenues during the period.

CASH FLOW

As of December 31, 2022, we did not have any assets, operating business or other source of income, and $37,423 of outstanding liabilities.

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

	Six Months Ended	Six Months Ended
	December 31, 2021	December 31, 2022
Net Cash from Operating Activities	$-	-
Net Cash from Investing Activities	-	-
Net Cash from Financing Activities	-	-
Net Change in Cash	$-	-

Operating Activities

During the six months ended December 31, 2021, we used $0 in operating activities.

During the six months ended December 31, 2022, we used $0 in operating activities.

Investing Activities

We neither generated nor used funds in investing activities during the six months ended December 31, 2022 and 2021.

Financing Activities

During the six months ended December 31, 2022 and 2021 we generated $0 cash from our financing activities.

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

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $0, no assets, no operating business or other source of income.

We are now focused raising debt and/or equity financing to meet ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have not identified any critical accounting estimates. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 2 – Significant Accounting Policies of our 2022 Annual Report on Form 10-K and Note 2 – Significant Accounting Policies in the accompanying financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2022, we have no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINDS.

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

EXHIBITS

Exhibit No.	Description
3(i).1	Articles of Incorporation (Oklahoma) – Entertainment Holdings, Inc., Inc. – 6.30.2021	Incorporated by refence (see 10-12G filed 7/30/2021)

3(i).2	Bylaws – 6.30.2021	Incorporated by refence (see 10-12G filed 7/30/2021)

3(i).3	Certificate of Designation – 6.30. 2021 – Series A	Incorporated by refence (see 10-12G filed 7/30/2021)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENTERTAINMENT HOLDINGS, INC.

Date:	July 31, 2023	/s/ Reed Petersen
Reed Petersen
President, Secretary, Treasurer and
Director

CERTIFICATION

I, G. Reed Petersen, Chief Executive Officer and Treasurer of Entertainment Holdings, Inc. (the “Company”), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of the Company;

2.   Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.   I am responsible for establishing and maintaining disclosure controls and  procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)   designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting  and the preparation of financial statements for external purposes in accordance  with generally accepted accounting principles;

(c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the Company’s intternal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.   I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of  the  Company’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability trecord, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date:	July 31, 2023	/s/ G. Reed Petersen
Reed Petersen-
President, Secretary, Treasurer, Chief Executive Officer,
And Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, G. Reed Petersen, Chief Executive Officer and Chief Financial Officer Entertainment Holdings, Inc. (the “Company”), DOES HEREBY CERTIFY that:

1. The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Report”), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

IN WITNESS WHEREOF, the undersigned has executed this statement this 13th day of December 2022.

Date:	July 31, 2023	/s/ G. Reed Petersen
Reed Petersen-
President, Secretary, Treasurer, Chief Executive Officer,
And Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Entertainment Holdings, Inc. and will be retained by Entertainment Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

The forgoing certification is being furnished to the Securities and Exchange Commission pursuant to § 18 U.S.C. Section 1350. It is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.