Form 10-Q
period 2023-03-31
Entertainment Holdings, Inc./OK
filed 2024-06-07
CIK 1875746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ENTERTAINMENT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

OKLAHOMA	000-56317	65-0844480
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

Doug Cole

Entertainment Holdings, Inc.

885 Tahoe Blvd.

Incline Village, NV 89451

(775) 909-6000

(775) 909-6000

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

The number of shares of the issuer’s Common Stock outstanding as of June 1, 2024 is 88,992,975.

Part 1 - Financial Information

Item 1. Financial Statements.

Entertainment Holdings, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	June 30,
	2023	2022
ASSETS
CURRENT ASSETS

Cash	$-	$-
TOTAL ASSETS	$-	$-

CURRENT LIABILITIES

Accounts payable and accrued expenses	$19,608	$14,537
Accounts payable - related party	22,272	12,728

Total Current Liabilities	41,880	27,265

Total Liabilities	41,880	27,265

STOCKHOLDERS’ DEFICIT

Convertible preferred stock: 100,000,000 shares authorized, $0.0001 par value, 0 issued and outstanding.	$-	$-
Common stock: 500,000,000 shares authorized, $0.0001 par value, 88,992,975 issued and outstanding.	8,899	8,899
Additional paid-in capital	(19,357)	(19,357)
Accumulated deficit	(31,422)	(16,807)

Total Stockholders’ Deficit	(41,880)	(27,265)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Entertainment Holdings, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

REVENUES
Revenues	$-	$-	$-	$-

OPERATING EXPENSES

Professional fees	3,345	763	11,570	9,988

General and administrative	1,112	1,710	3,045	2,082

Total Operating Expenses	4,457	2,473	14,615	12,070

OPERATING LOSS	(4,457)	(2,473)	(14,615)	(12,070)

LOSS BEFORE INCOME TAXES	(4,457)	(2,473)	(14,615)	(12,070)

NET LOSS	$(4,457)	$(2,473)	$(14,615)	$(12,070)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE

NUMBER OF SHARES OUTSTANDING	88,992,975	88,992,975	88,992,975	88,992,975

The accompanying notes are an integral part of these unaudited condensed financial statements.

Entertainment Holdings, Inc.

Statement of Stockholders’ Deficit

For the Three and Nine Months Ended March 31, 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2022	88,992,975	$8,899	$(19,357)	$(16,807)	$(27,265)

Net loss for the three months ended September 30, 2022				(1,253)	(1,253)

Balance, September 30, 2022	88,992,975	$8,899	$(19,357)	$(18,060)	$(28,518)

Net loss for the three months ended December 30, 2022	-	-	-	(8,905)	(8,905)

Balance, December 31, 2022	88,992,975	$8,899	$(19,357)	$(26,965)	$(37,423)

Net loss for the three months ended March 31, 2023	-	-	-	(4,457)	(4,457)

Balance, March 31, 2023	88,992,975	$8,899	$(19,357)	$(31,422)	$(41,880)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Entertainment Holdings, Inc.

Statement of Stockholders’ Deficit

For Three and Nine Months Ended March 31, 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2021	88,992,975	$8,899	$(19,357)	$-	$(10,458)

Net loss for September 30, 2021	-	-	-	(5,755)	(5,755)

Balance, September 30, 2021	88,992,975	$8,899	$(19,357)	$(5,755)	$(16,213)

Net loss for December 30, 2021	-	-	-	(3,842)	(3,842)

Balance, December 31, 2021	88,992,975	$8,899	$(38,714)	$(9,597)	$(20,055)

Net loss for March 31, 2022	-	-	-	(2,473)	(2,473)

Balance, March 31, 2022	88,992,975	$8,899	$(58,071)	$(12,070)	$(22,528)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Entertainment Holdings, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	March 31,	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,615)	$(12,070)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Accounts payable and accrued expenses	5,071	4,080
Related parties accounts payable	9,544	7,990
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGES IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2023, AND 2022

NOTE 1 – NATURE OF OPERATIONS

Our predecessor issuer was incorporated on June 15, 1998, as XRX International Entertainment Holding Group, Inc. and continued operating under that name until June 30, 2021.

Reorganization Activities:

Domiciliary Merger: On June 14, 2021, the predecessor issuer, XRX International Entertainment Holding Group, Inc. of Florida, completed a domiciliary merger into Traveler Holdings, Inc. of Oklahoma, with the Oklahoma company being the survivor under the name Traveler Holdings, Inc.

Holding Company Parent/Subsidiary Formation: On June 30, 2021, Entertainment Holdings, Inc. an Oklahoma Corporation became the parent/successor issuer pursuant to Section 1081(g) of the Oklahoma General Corporation Act under an executed agreement titled “Agreement and Plan of Reorganization” (the “Parent Subsidiary Formation”) which was executed by Traveler Holdings, Inc. (OK), Entertainment Holdings, Inc. (OK), and Expedition Holdings, Inc. (OK). Under the terms of the Agreement, Traveler Holdings, Inc. (OK) merged into Expedition Holdings, Inc. (OK) and Traveler Holdings, Inc. (OK). ceased to exist, wherein Expedition Holdings, Inc. (OK) became the survivor and successor under Section 1088 of the Oklahoma Act, having acquired all of Traveler Holdings, Inc.’s (OK) assets, rights financial statements, obligations, and liabilities as the constituent or resulting corporation. Entertainment Holdings, Inc. (OK) became the parent and the holding company of Expedition Holdings, Inc. (OK) under the Parent Subsidiary Formation which was in compliance with Section 1081(g) of the Oklahoma General Corporation Act.

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

As a result of this reorganization, the resulting reorganized Company name became Entertainment Holdings, Inc. (“XRXH”, “Company”, “we”, or “us”). Our fiscal year end is June 30.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2023, AND 2022

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2023 the Company had no cash equivalents.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified the U.S. federal as our “major” tax jurisdictions. However, The Company has certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and accrued expenses and accounts payable – related party. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement

ENTERTAINMENT HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2023, AND 2022

Recent Accounting Pronouncements

The Company has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on its financial statements and related disclosures.

NOTE 3 – GOING CONCERN

The Company has not yet achieved profitable operations, has accumulated losses, has a working capital deficiency and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2023, our sole officer and director, G. Reed Petersen, has paid various expenses on behalf of the Company, totaling $22,272. During the nine months ended March 31, 2023, Mr. Petersen paid $9,544 in expenses on behalf of the Company.

As of March 31, 2022, our sole officer and director, G. Reed Petersen, has paid various expenses on behalf of the Company, totaling $7,990. During the nine months ended March 31, 2022, Mr. Petersen paid $7,990 in expenses on behalf of the Company.

As the Company’s office space needs are limited at the current time, Mr. Petersen is currently providing space to the Company at no cost.

NOTE 5 - EQUITY

The total number of shares of stock which the corporation shall have authority to issue is 600,000,000 shares, of which 100,000,000 shares of $.0001 shall be designated as Preferred Stock, and 500,000,000 shares of $.0001 par value shall be designated as Common Stock. The Preferred Stock authorized by these Articles of Incorporation may be issued in one or more series. The Board of Directors of the Corporation is authorized to determine or alter the rights, preferences, privileges, and restrictions granted or imposed upon any wholly unissued series of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation and par value of any series and to fix the numbers of shares of any series.

Common Stock and Preferred Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. Our stock does not have an active 15c2-11 and has been deactivated from OTC Markets.

The Company has authorized 100,000,000 shares of [Convertible] Preferred Stock, $0.0001 par value (the “Preferred Stock”).

The Company has designated 1,000,000 shares of Series A convertible preferred stock (“Series A Convertible Preferred Stock”) but have none issued or outstanding as of March 31, 2023.

As of March 31, 2023 there are no dividends due or payable on the Series A Convertible Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation (“Certificate”). Any and all such future terms concerning dividends shall be reflected in an amendment to the Certificate, which the Board shall promptly file or cause to be filed. All shares of the Series A Convertible Preferred Stock shall rank pari passu with the Company’s common stock and the Series A Convertible Preferred Stock shall have no liquidation preference over any other class of stock.

Each holder of outstanding shares of Series A Convertible Preferred Stock, if issued, shall be entitled to the number of votes equal to one hundred (100) votes for each share held of record on all  matters submitted to a vote of the shareholders. Except as provided by law, or by the provisions establishing any other series of Preferred Stock, holders of Series A Convertible Preferred Stock and of any other outstanding series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

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

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring from March 31, 2023, through the date these financial statements were issued and noted that in March of 2023, the Company has entered into a Stock Purchase Agreement, (the “SPA”), in which Doug Cole purchased from G. Reed Petersen 71,770,500 shares of common stock for proceeds of $1,000 to G. Reed Petersen.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PLAN OF OPERATION

The Company’s plan of operations is to raise debt and/or equity to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete this series of transactions. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

The Company’s intended budget for the next twelve months is as follows:

	Q4 3 months ended June 30, 2023	Q1 3 months ended September 30, 2023	Q2 3 months ended December 31, 2023	Q3 3 months ended March 31, 2024	Twelve Month Total

Accounting	$5,000	$5,000	$5,000	$5,000	$20,000
General and administrative	3,000	3,000	3,000	3,000	12,000
Miscellaneous	2,000	2,000	2,000	2,000	8,000

Total Operating Expenses	$10,000	$10,000	$10,000	$10,000	$40,000

At this time, The Company has no cash on hand, and is dependent on advances from its principal shareholder or its directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

As of the date of this Report, the Company intends to engage in what it believes will be synergistic acquisitions or joint ventures with a company or companies that it believe will enhance its business plan. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. One of the benefits of being a reporting and publicly traded company is to allow us to utilize our securities as consideration for some or all of the purchase price of these potential acquisitions. There are no assurances we will be able to consummate any acquisitions using our securities as consideration, or at all.

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

As of the date of this Report, we are not engaged in discussions with any concerning any potential merger or acquisition. We will not engage in any discussions concerning any merger or acquisition until a minimum of sixty (60) days has elapsed since the filing of this registration statement. There are no assurances that any material acquisition will occur in the future.

We believe there are certain perceived benefits to being a public company whose securities are publicly traded, including the following:

●	increased visibility in the financial community;

●	increased valuation;

●	greater ease in raising capital;

●	compensation of key employees through stock options for which there may be a market valuation; and

●	enhanced corporate image.

There are also certain perceived disadvantages to being a trading company including the following:

●	required publication of corporate information;

●	required filings of periodic and episodic reports with the Securities and Exchange Commission.

Business entities, if any, which may be interested in a combination with us may include the following:

●	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

●	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

●	a company which wishes to become public with less dilution of its securities than would occur upon an underwriting;

●	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

●	a foreign company which may wish an initial entry into the United States securities market;

●	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

●	a company seeking one or more of the other perceived benefits of becoming a public company.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023, AND 2022.

Revenue

We recognized no revenue since inception through March 31, 2023 and 2022.

General and Administrative Expenses

During the three months ended March 31, 2023 and 2022, we incurred $1,112 and $1,710, respectively, in general, selling, and administrative expenses. The decrease was due to a decrease in transfer agent fees.

Professional Fees

During the three months ended March 31, 2023 and 2022, we incurred $3,345 and $763, respectively, in professional fees. The increase is due to an increase in accounting expenses.

Net Loss

During the three months ended March 31, 2023 and 2022, we incurred a net loss of $4,457 and $2,473, respectively due to decreased general and administrative and an increase to professional fees related to the business as explained above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2023, AND 2022.

Revenue

We recognized no revenue since inception through March 31, 2023 and 2022.

General and Administrative Expenses

During the nine months ended March 31, 2023 and 2022, we incurred $3,045 and $2,082, respectively, in general, selling, and administrative expenses, due to an increase in transfer agent fees.

Professional Fees

During nine months ended March 31, 2023 and 2022, we incurred $11,570 and $9,988, respectively, in professional fees, due to an increase in accounting expenses.

Net Loss

During the nine months ended March 31, 2023, we incurred a net loss of $14,615 and $12,070, respectively, due to an increase in general and administrative expenses and professional fees as explained above.

CASH FLOW

As of March 31, 2023, we did not have any assets, operating business or other source of income, and $41,880 of outstanding liabilities.

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

	Nine Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2022
Net Cash from Operating Activities	$-	$-
Net Cash from Investing Activities	-	-
Net Cash from Financing Activities	-	-
Net Change in Cash	$-	$-

Operating Activities

During the nine months ended March 31, 2023, we used $0 in operating activities.

During the nine months ended March 31, 2022, we used $0 in operating activities.

Investing Activities

We neither generated nor used funds in investing activities during the nine months ended March 31, 2023 and 2022.

Financing Activities

During the nine months ended March 31, 2023 and 2022 we generated $0 cash from our financing activities.

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

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $0, no assets, no operating business or other source of income.

We are now focused raising debt and/or equity financing to meet ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have not identified any critical accounting estimates. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 2 – Significant Accounting Policies of our 2022 Annual Report on Form 10-K and Note 2 – Significant Accounting Policies in the accompanying financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2023, we have no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2023 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINDS.

None.

ITEM 1A. RISK FACTORS.

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

EXHIBITS

Exhibit No.	Description
3(i).1	Articles of Incorporation (Oklahoma) – Entertainment Holdings, Inc., Inc. – 6.30.2021	Incorporated by refence (see 10-12G filed 7/30/2021)

3(i).2	Amended and Restated Bylaws – January 19, 2024

3(i).3	Certificate of Designation – 6.30. 2021 – Series A	Incorporated by refence (see 10-12G filed 7/30/2021)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENTERTAINMENT HOLDINGS, INC.

Date: June 7, 2024	/s/ Doug Cole
Doug Cole
President, Secretary, Treasurer and
Director,

